Form 10-K
period 1999-03-31
HONDA AUTO RECEIVABLES 1999-1 OWNER TRUST
filed 1999-10-27
CIK 1039747

                                   UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended March 31, 1999
                                           OR


               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from                 to

                           Commission file number  333-30037


               Honda Auto Receivables 1999-1 Owner Trust
                     (Exact name of registrant as specified in its charter)

California                                                   33-0526079
(State of incorporation)                                     (IRS Employer
                                                             Identification No.)


700 Van Ness Avenue
Torrance, CA                                                 90501
(Address of principal executive offices)                     (Zip Code)

               Registrant's telephone number, including area code: (310)781-4100

                     Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                          Name of each exchange
                                                    on which registered

       None                                         None


                     Securities registered pursuant to section 12(g) of the Act:

                                   None
                                   (Title of class)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       YES     X         NO


   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



PART I

Item 1.Business

       The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1999-1
       Owner Trust as of  March 31, 1999 :

1. Delinquent Contracts:                            ($000's)
                                   Contracts         Amount

       a. 30 - 59 Days Delinquent       266            3,229

       b. 60 - 89 Days Delinquent        32              370

       c. 90 Days or More Delinquen       7               70

2. Delinquent Ratio:                                ($000's)

       a. Delinquent Balances                         $3,669

       b. Total Pool Balance                        $662,216

       c. Delinquency Ratio                             0.55%

3. Aggregate Net Losses:                            ($000's)

       a. Cumulative Net Losses                         $120

       b. Original Portfolio                        $729,508

       c. Aggregate Loss Ratio                          0.02%

Item 2.Properties
           N/A

Item 3.Legal Proceedings
           N/A

Item 4.Submission of Matters to a Vote of Security Holders
           N/A


PART II


Item 5.Market For Registrant's Common Equity and Related Stockholder Matters

       All holders of records of the Class A Certificates issued by Honda Auto
       Receivables 1999-1 Owner Trust (except for American Honda
       Receivables Corp.) are registered through the nominee of Cede  & Co.


Item 6.Selected Financial Data
           N/A

Item 7.Management's Discussion and Analysis of
       Financial Condition and Results of Operations
           N/A

Item 8.Financial Statements and Supplementary Data
           N/A

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
           N/A

PART III

Item 10Directors and Executive Officers of the Registrant
           N/A

Item 11Executive Compensation
           N/A

Item 12Security Ownership of Certain Beneficial Owners and Management
           N/A

Item 13Certain Relationships and Related Transactions
           N/A


PART IV

Item14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibit No. 99

Description

Annual Statement to Certificateholders pursuant to Section 14.09 of the Standard Terms and Conditions dated as of January 1, 1999 among American Honda Receivables Corp., as Seller, American
Honda Finance Corporation, as Servicer, and Trust and Bankers Trust
Company, as Trustee.

(b) Reports

                     Reports                Date
       Form 10QThe 1st Qtr. of 1999         N/A

               The 2nd Qtr. of 1999         N/A

               The 3rd Qtr. of 1999         N/A

       Form 8K The month of Jan. 1999       (Feb.15, 1999)

               The month of Feb. 1999       (Mar.15, 1999)

               The month of Mar. 1999       (Apr.15, 1999)

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Honda Auto Receivables 1999-1 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)


By:
/s/ John Weisickle
John Weisickle, Vice President/ Finance
