Form 10-Q
period 1999-09-30
HONDA AUTO RECEIVABLES 1999-1 OWNER TRUST
filed 1999-11-15
CIK 1039747

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q


        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the quarterly period ended
           September 30, 1999
                                or

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

Item 5. Other Events


     On August 15, September 15 and October 15, the Principal and interest collected during the preceding calendar quarter, net of certain adjustments as provided for in the Sale and Servicing Agreement dated as of January 1, 1999 (the "Agreement"), between American Honda
Receivable Corporation, as Seller, American Honda Finance Corporation, as Servicer, and Trust and Bankers Trust Company, as Indenture
Trustee (the "Trustee"), were distributed to holders ("Certificateholders") of certificates representing undivided fractional interests in Honda Auto Receivables 1999-1 Owner Trust. In accordance with the Agreement, the Servicer's Certificate, as defined in the Agreement, was furnished to the Trustee for the benefit of the Certificateholders and, as such, was distributed by the Trustee to the Certificateholders. A copy of the Servicer's Certificate is being filed as Exhibit 99 to this Quarterly Report on Form 10-Q.


Item 6 (c). Exhibits and Reports on Form 8-K

        (a) Exhibit 99
              Servicer's Certificate for
              The Second Quarter of 2000


        (b) Reports on Form 8K

                 Reports                 Date

              The month of Jul. 1999  (Aug.15, 1999)

              The month of Aug. 1999  (Sep.15, 1999)

              The month of Sep. 1999  (Oct.15, 1999)

SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Honda Auto Receivables 1999-1 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)


By:
/s/ John Weisickle
John Weisickle, Vice President/ Finance