Form 10-K
period 2000-03-31
HONDA AUTO RECEIVABLES 1999-1 OWNER TRUST
filed 2000-06-22
CIK 1039747

                                  UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 2000
                                          OR


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

Item 1.Business

       The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1999-1
       Owner Trust as of  March 31, 2000 :

1. Delinquent Contracts:                           ($000's)
                                  Contracts         Amount

       a. 30 - 59 Days Delinquent      373            4,446

       b. 60 - 89 Days Delinquent       67              813

       c. 90 Days or More Delinque      18              169

2. Delinquent Ratio:                               ($000's)

       a. Delinquent Balances                        $5,428

       b. Total Pool Balance                       $419,653

       c. Delinquency Ratio                            1.29%

3. Aggregate Net Losses:                           ($000's)

       a. Cumulative Net Losses                      $2,127

       b. Original Portfolio                       $729,508

       c. Aggregate Loss Ratio                         0.29%

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


Item 6.Selected Financial Data
          N/A

Item 7.Management's Discussion and Analysis of
       Financial Condition and Results of Operations
          N/A

Item 8.Financial Statements and Supplementary Data
          N/A

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          N/A

PART III

Item 10.Directors and Executive Officers of the Registrant
          N/A

Item 11.Executive Compensation
          N/A

Item 12.Security Ownership of Certain Beneficial Owners and Management
          N/A

Item 13.Certain Relationships and Related Transactions
          N/A


PART IV

Item14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibit No. 99

Description

Annual Statement to Certificateholders pursuant to Section 14.09 of the Standard Terms and Conditions dated as of January 1, 1999 among American Honda Receivables Corp., as Seller, American
Honda Finance Corporation, as Servicer, and Trust and Bankers Trust
Company, as Trustee.

(b) Reports

                    Reports                Date
      Form 8K The month of Apr. 1999       (May 15, 1999)
              The month of May  1999       (Jun.15, 1999)
              The month of Jun. 1999       (Jul.15, 1999)
              The month of Jul. 1999       (Aug.15, 1999)
              The month of Aug. 1999       (Sep.15, 1999)
              The month of Sep. 1999       (Oct.15, 1999)
              The month of Oct. 1999       (Nov.15, 1999)
              The month of Nov. 1999       (Dec.15, 1999)
              The month of Dec. 1999       (Jan.15, 2000)
              The month of Jan. 2000       (Feb.15, 2000)
              The month of Feb. 2000       (Mar.15, 2000)
              The month of Mar. 2000       (Apr.15, 2000)

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
