Form 10-K
period 2001-03-31
HONDA AUTO RECEIVABLES 1999-1 OWNER TRUST
filed 2001-06-27
CIK 1039747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 333-30037

Honda Auto Receivables 1999-1 Owner Trust
(Exact name of registrant as specified in its charter)

Delaware	95-4694380
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

700 Van Ness Avenue Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310)781-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
       YES   [X]      NO   [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

PART I

Item 1. Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 1999-1 Owner Trust as of March 31, 2001 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 30 - 59 Days Delinquent	359	3,190
b. 60 - 89 Days Delinquent	42	391
c. 90 Days or More Delinquent	21	183

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	3,764
b. Total Pool Balance	224,153
c. Delinquency Ratio	1.68%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	3,224
b. Original Portfolio	729,508
c. Aggregate Loss Ratio	0.44%

Item 2.  Properties

          The Trust is a business trust formed under the laws of the State of Delaware pursuant to the Trust Agreement for the transactions described herein. The Trust will not engage in any activity other than (i) acquiring, holding and managing the
          Receivables and the other assets of the Trust and proceeds therefrom; (ii) issuing the Notes and the Certificates; (iii) making payments on the Notes and the Certificates;
          and (iv) engaging in other activities that are necessary, suitable or convenient to accomplish the foregoing purpose or are incidental thereto or connected therewith.

          The Trust issued four classes of Notes (respectively, the "Class A-1 Notes 4.974% ", the "Class A-2 Notes 50186%", the "Class A-3 Notes 5.300%", and the "Class A-4
          Notes 5.350%") pursuant to an indenture to be dated as of January 1,1999, between the
          Trust and Bankers Trust Company, as Indenture Trustee. The Trust also issued one class of certificates, which will represent fractional undivided interests in the Trust (the "Certificates").
          The Certificates are not being offered hereby. The assets of the Trust will primarily include a pool of retail installment sale contracts (the "Receivables") secured by the new or used
          Honda and Acura motor vehicles financed thereby, certain monies due or received under the Receivables on or after January 1,1999 and monies on deposit in the Reserve Fund and the Yield Supplement Account described herein. The Receivables are serviced by American
          Honda Finance Corporation ("AHFC" or the "Servicer"). The assets of the Trust pursuant to the Indenture will secure the Notes.

Item 3. Legal Proceedings
          N/A

Item 4. Submission of Matters to a Vote of Security Holders
          N/A

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

          All holders of records of the Class A Certificates issued by Honda Auto
          Receivables 1999-1 Owner Trust (except for American Honda Receivables Corp.)
          are registered through the nominee of Cede.

Item 6. Selected Financial Data
          N/A

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          N/A

Item 8. Financial Statements and Supplementary Data
          N/A

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          N/A

PART III

Item 10. Directors and Executive Officers of the Registrant
          N/A

Item 11. Executive Compensation
          N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management
          N/A

Item 13. Certain Relationships and Related Transactions
          N/A

PART IV

Item14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibit No. 99

Description

Annual Statement to the Trustees pursuant to Section 3.12 of the Sale and Servicing Agreement, dated as of January 1, 1999 among American Honda Receivables Corp., as Transferor, American Honda Finance Corporation, as Servicer, and Honda Auto Receivables
1999-1 Owner Trust, as Issuer and The Bank of New York, as Owner Trustee, and Bankers Trust Company, as Indenture Trustee.

(b) Reports
Form 8K	Reports	Date
	The month of Apr. 2000	(May.15, 2000)
	The month of May. 2000	(Jun.15, 2000)
	The month of Jun. 2000	(Jul.17, 2000)
	The month of Jul. 2000	(Aug.15, 2000)
	The month of Aug. 2000	(Sep.15, 2000)
	The month of Sep. 2000	(Oct.16, 2000)
	The month of Oct. 2000	(Nov.15, 2000)
	The month of Nov. 2000	(Dec.15, 2000)
	The month of Dec. 2000	(Jan.15, 2001)
	The month of Jan. 2001	(Feb.15, 2001)
	The month of Feb. 2001	(Mar.15, 2001)
	The month of Mar. 2001	(Apr.16, 2001)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Receivables 1999-1 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:
/s/ John Weisickle
John Weisickle, Vice President/ Finance